Form 10-K
period 2012-10-31
Ultimate Rack, Inc.
filed 2013-01-31
CIK 1540237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54858

ULTIMATE RACK, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4078710
(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)

331 Valley Mall Pkway #215 East Wenatchee, Washington	98802
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (509) 393-3526

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2012: $0.

As of January 29, 2013, there were approximately 19,350,000 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties.  Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.  In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Ultimate Rack, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I

Item 1.	Business.

Overview

We were incorporated in the State of Nevada on July 19, 2010 as Ultimate Rack, Inc. and are based in Wenatchee, WA. We are a development stage company and have not yet commenced operations. However, we are proceeding with our stated business plan to build and market for sale a vehicle mounted rack for bicycles. We have begun taking certain steps in furtherance of our business plan, including the design of the Company’s main product, the ultimate rack. We have reserved the domain name ultimaterack.net, but have not yet created our website.

An ultimate rack is designed to hold up to four bicycles at one time. The rack is designed to fit into 1/4”, 2”, or 2 1/2” trailer hitch receivers, which are the three most common trailer hitch receiver sizes used on cars and light trucks. The Company intends to have its bicycle racks made in China and then shipped to a U.S. warehouse located in the state of Washington. The Company has received price quotes from Chinese manufacturers to produce its product. Our present stage of product development is limited to the design and manufacture of a prototype and the writing of our business plan. In order to implement our business plan and commence operations, we must take the following chronological steps: i) raise an additional $132,616, ii) draft and execute agreements with a manufacturer; iii) lease approximately 1,500 square feet of warehouse space, and iv) create and design a website, v) create and design business cards and brochures, vi) market our website, vii) market our product to wholesalers. Of the $132,616 needed in additional capital, $25,016 is related to COGS, $18,000 for rent, $18,000 for marketing, $29,500 for professional fees, and $42,100 for SG&A.

We do not consider ourselves to be a blank check company and we do not have any plan, arrangement, or understanding to engage in a merger or acquisition with any other entity. Additionally, we have a specific business plan and have moved forward with our business operations. Specifically, while in the development stage, we are proceeding with our business plan by perfecting the design of our main product, the ultimate rack.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Business Strategy and Objectives

The Company intends to have its bicycle racks made in China and ship them to Washington to a warehouse the company intends to lease for distribution to stores and to direct buyer's. The company has received estimates from manufacturers in China to manufacture its bicycle racks but has not yet entered into any agreements with any manufacturers.

Products and Services

An ultimate rack is designed to hold up to four bicycles at one time. The rack is designed to fit into 1/4”, 2”, or 2 1/2” trailer hitch receivers, which are the three most common trailer hitch receiver sizes used on cars and light trucks. The Company intends to have its bicycle racks made in China and then shipped to a U.S. warehouse located in the state of Washington. The Company has received price quotes from Chinese manufacturers to produce its product.

The 6" long cradle that secures a bicycle to the rack by its top bar is padded with a durable foam padding to prevent scratches to the bicycle. A bicycle is placed on the lower portion of the cradle which is a rounded shaped channel and then the top portion of the cradle which also has rounded shaped channels is placed on top of the top bar of the bicycle and then secured down by hand with four giant winged bolts. This process does not require tools and is very fast. The winged bolt design is one with very large "t-handles" that offer comfort as well as good leverage to ensure that the bike do not come loose during transport.

The lower horizontal bar (tow bar) that fits into the vehicles tow receiver folds down to allow access to the rear of the vehicle and to make it easier to store. We have designed the tow bar to have a capacity tongue weight of 400lbs. The tow bar extends past the bicycles to allow it to act as an extension of the vehicles receiver so a vehicle can tow a trailer and use the bike rack at the same time. The tow bar will have a rating of 3,500 lbs. The tow bar is 30" long has a 3/4" hole for a tow ball to be mounted. The main frame of the bicycle rack is made of strong 2" hollow round steel.

Our product design has been completed. Through research and observation, we were able to discern that the vast majority of tow bars manufactured have identical measurements and steel gauge. We designed our tow bars comparable to those of other manufacturers and tested it internally by suspending heavy bikes having overweight people bouncing on them, onto the racks. We will not take further testing, nor will we seek independent certification.

We currently do not have plans to obtain intellectual property protection for our products or designs.

Competition

We currently do not have operations and are not yet competing with any of the companies in our industry. Once we commence operations, we will have many competitors. Most of our competitors are large well established companies. The following companies are some of the largest well known in the business that we would have to compete against: Thule Inc., Yakima Products Inc., Sport Rack Inc., Bell Sports Inc. Since we have designed and built our prototype based on research of industry norms, we believe that our product will be competitive with the products offered by our competitors. However, since we are a startup company and do not have comparable resources available to us, we expect our competitors to have an extreme competitive advantage over us due to their more substantial means, market recognition and stage of business development.

Governmental Regulations

We do not expect any governmental regulations to have an impact on any of our planned business operations. New laws or regulations may impact our ability to market or sell our bicycle racks in the future. However, we are not aware of any pending laws or regulations that would presently have an impact on our business.

Employees

As of January 29, 2013, we have two (2) employees. Our President spends approximately 10 hours per week on Company matters and our Secretary, Fabian Arizmendi, spends approximately 5 hours per week on Company matters.

Item 1A.       Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.       Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.          Properties.

Our principal executive office is located at 331 Valley Mall Pkway #215, East Wenatchee, Washington 98802. We have not yet leased warehouse space.

Item 3.          Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.         Mine Safety Disclosures.

Not applicable.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is presently no public market for our shares of common stock. We anticipate applying for the quoting of our common stock on the OTCBB. However, we can provide no assurance that our shares of common stock will be quoted on the OTCBB or, if quoted, that a public market will materialize.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Approximate Number of Equity Security Holders

As of January 29, 2013, there were approximately 41 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our common stock will be at our board of directors’ discretion and will depend on our financial condition, operating results, capital requirements and other factors that our board of directors considers to be relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended October 31, 2012, and October 31, 2011. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

Overview

We were incorporated in the State of Nevada on July 19, 2010 as Ultimate Rack, Inc. and are based in Wenatchee, WA. We are a development stage company and have not yet commenced operations. However, we are proceeding with our stated business plan to build and market for sale a vehicle mounted rack for bicycles. We have begun taking certain steps in furtherance of our business plan, including the design of the Company’s main product, the ultimate rack.

JOBS Act

 On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. To the extent we do so, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Plan of Operation

Our present stage of product development is limited to the design and manufacture of a prototype and the writing of our business plan. In order to implement our business plan and commence operations, we must take the following chronological steps: i) raise an additional $132,616, ii) draft and execute agreements with a manufacturer; iii) lease approximately 1,500 square feet of warehouse space, iv) create and design a website, v) create and design business cards and brochures, vi) market our website, vii) market our product to wholesalers. Of the $132,616 needed in additional capital that we seek to raise, $25,016 is related to COGS, $18,000 for rent, $18,000 for marketing, $29,500 for professional fees, and $42,100 for SG&A.

We currently do not have any financing arranged. If we are able to become a public company, we may seek to raise additional capital through the use of broker dealers or of other means of financing. However, we have not spoken to any broker dealers about raising capital and we do not know if we will able to do so once we are public.  At this time, we do not know what kind of financing we would attempt through a broker dealer, if such financing is ever feasible.  Given the current state of our business, we do not know if we will ever be able to raise additional funds through any means at all. If we are not able to raise an additional $132,616, we will not be able to implement our business plan and we may be force to cease operations.

We have not received any indication from retailers that they are interested in purchasing our projects.  We will attempt to solicit purchasers throughout North America.  However, at this time, we do not have any contacts in the industry and we do not currently have a plan for seeking out purchasers.  We do not know if we will ever be able to find any retailers willing to purchase our product.

The Company intends to manufacture and sell racks to retailers who will sell the racks at a recommended retail sales price of approximately $189.99 per rack.  However, retailers may decide to sell the rack at a higher or lower price than this recommended figure.  At this time, we do not know how many racks we will attempt to manufacture and be able to sell, and there is a significant possibility that we are not able to sell any racks at all.  We do not know when we will be able to begin manufacturing the racks and we will not be able to sell the racks to retailers and generate revenues until after we have begun the manufacturing process.

The Company's President, Shawn Arizmendi and Secretary, Fabian Arizmendi have agreed to not take a salary in the first three years of business operations.  During this time, if the Company receives any revenues, such revenues will be directed at the other costs of operations of the company, such as the costs of manufacturing and distributing the racks as well as the costs associated with the Company being public.

We currently have not entered into any agreements with a manufacturer to manufacture our product but have had discussions with a Chinese manufacturer. If we are able to obtain additional financing, we anticipate entering into an agreement with a manufacturer within one week obtaining such necessary additional financing. If we are in a position to enter into a manufacturing agreement, we expect such terms to require us to pay a 25% deposit as soon as each order is placed and the balance to be paid once the goods are shipped to our warehouse. We currently do not have any arrangements with any retailers or other third parties to sell our racks. If we are able to obtain additional financing, secure a manufacturer and lease warehouse space, we will seek to enter into agreements with retailers who will sell our products. We intend to ship our products directly from a warehouse location to be secured, to the retailer via a common carrier. We will require all re-sellers and retail purchasers to pay for their entire order prior to the order being shipped to the retailer from our warehouse.

Results of Operations

For the fiscal year ended October 31, 2012 and fiscal year ended October 31, 2011, we had no revenues. Total operating expenses for the fiscal year ended October 31, 2012 were $32,144, compared with $713 in fiscal year ended October 31, 2011, reflecting an increase of $31,971. The increase in fiscal 2012 was primarily attributable to an increase in professional fees. Loss from operations for the fiscal year ended October 31, 2012 were $32.144, compared with $713 in fiscal year ended October 31, 2011, reflecting an increase of $31,971. The increase in loss from operations in fiscal 2012 was primarily attributable to an increase in professional fees.We incurred a net loss of $32,144 in fiscal 2012 compared to a net loss of $713 in fiscal 2011.  The Company had a deficit accumulated during the development stage of $47,857 at October 31, 2012. Expenses for the fiscal year ended October 31, 2010 totaled $15,000, resulting in the net loss of $15,000.

Liquidity and Capital Resources

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, working capital deficiency, used cash in operations of $[ ] from inception and has a net gain/loss since inception of $[ ]. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While we believe in the viability of its strategy to increase revenues, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Transactions

None.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended October 31, 2012 which are contained in this filing, the Company’s 2012 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The Company issues restricted stock to consultants for various services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the period ended October 31, 2012.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.           Financial Statements and Supplementary Data.

Ultimate Rack, Inc.
October 31, 2012 and 2011
Index to the Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance sheets at October 31, 2012 and 2011	F-3

Statements of operations for the fiscal year ended October 31, 2012 and 2011 and for the period from July 19, 2010 (inception) through October 31, 2012	F-4

Statement of stockholders’ equity for the period from July 19, 2010 (inception) through October 31, 2012	F-5

Statements of cash flows for the fiscal year ended October 31, 2012 and 2011 and for the period from July 19, 2010 (inception) through October 31, 2012	F-6

Notes to the financial statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ultimate Rack, Inc.
(A Development Stage Company)
East Wenatchee, Washington

We have audited the accompanying balance sheets of Ultimate Rack, Inc., a development stage company, (the “Company”) as of October 31, 2012 and 2011 and the related statements of operations, stockholders’ equity and cash flows for the fiscal years then ended and for the period from July 19, 2010 (inception) through October 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2012 and 2011 and the results of its operations and its cash flows for the fiscal years then ended and for the period from July 19, 2010 (inception) through October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at October 31, 2012 and had a net loss and net cash used in operating activities for the fiscal year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC
Skillman, New Jersey
January 31, 2013

Ultimate Rack, Inc.
(A Development Stage Company)
Balance Sheets

	October 31, 2012	October 31, 2011

Assets
Current Assets
Cash	$17,851	$32,045
Prepaid expenses	-	12,000

Total current assets	17,851	44,045

Total Assets	$17,851	$44,045

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$3,450	$-

Total current liabilities	3,450	-

Stockholders' Equity
Preferred Stock: $0.001 par value: 200,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.001 par value: 200,000,000 shares authorized;
19,350,000 shares issued and outstanding	19,350	19,350
Additional paid-in capital	42,908	40,408
Deficit accumulated during the development stage	(47,857)	(15,713)

Total Stockholders' Equity	14,401	44,045

Total Liabilities and Stockholders' Equity	$17,851	$44,045

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
			July 19, 2010
	For the Fiscal Year Ended	For the Fiscal Year Ended	(inception) through
	October 31, 2012	October 31, 2011	October 31, 2012

Revenue	$-	$-	$-

Operating Expenses
Professional fees	31,642	-	31,642
Salary and wages - officers	252	-	15,252
General and administrative	250	713	963

Total operating expenses	32,144	713	47,857

Loss before Income Tax Provision	(32,144)	(713)	(47,857)

Income Tax Provision	-	-	-

Net Loss	$(32,144)	$(713)	$(47,857)

Net loss per common share
- Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	19,350,000	19,350,000

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from July 19, 2010 (inception) through October 31, 2012

	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated during the	Total
	Number of Shares	Amount	Paid-in Capital	Development Stage	Stockholders' Equity

July 19, 2010 ( inception )	-	$-	$-	$-	$-

Issuance of common shares as compensation valued
at $0.001 per share upon formation	15,000,000	15,000	-		15,000

Net loss			-	(15,000)	(15,000)

Balance October 31, 2010	15,000,000	15,000	-	(15,000)	-

Capital contribution			1,258		1,258

Issuance of common shares for cash
at $0.001 per share on October 24, 2011	4,350,000	4,350	39,150		43,500

Net loss				(713)	(713)

Balance, October 31, 2011	19,350,000	19,350	40,408	(15,713)	44,045

Capital contribution			2,500		2,500

Net loss				(32,144)	(32,144)

Balance, October 31, 2012	19,350,000	$19,350	$42,908	$(47,857)	$14,401

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Fiscal Year	For the Fiscal Year	July 19, 2010
	Ended	Ended	(inception) through
	October 31, 2012	October 31, 2011	October 31, 2012

Cash Flows from Operating Activities
Net loss	$(32,144)	$(713)	$(47,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for compensation and services	-	-	15,000
Changes in operating assets and liabilities:
Prepaid expenses	12,000	(12,000)	-
Accounts payable	3,450	-	3,450

Net Cash Used in Operating Activities	(16,694)	(12,713)	(29,407)

Cash Flows from Financing Activities
Sale of common shares for cash	-	43,500	43,500
Capital contribution	2,500	1,258	3,758

Net Cash Provided by Financing Activities	2,500	44,758	47,258

Net Change in Cash	(14,194)	32,045	17,851

Cash - beginning of period	32,045	-	-

Cash - end of period	$17,851	$32,045	$17,851

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
October 31, 2012 and 2011
Notes to the Financial Statements

Note 1 - Organization and Operations

Ultimate Rack, Inc.

Ultimate Rack, Inc. (the “Company”) was incorporated on July 19, 2010 under the laws of the State of Nevada.  The Company plans to develop and distribute a proprietary bike-racking system.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; revenue recognized or recognizable; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will be a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accounts payable, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholder, if any, due to their related party nature.

Fiscal Year End

The Company elected October 31st as its fiscal year end date.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

●
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended October 31, 2012 or 2011.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the fiscal year ended October 31, 2012 or 2011.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at October 31, 2012, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Four Hundred Million (400,000,000) shares of which Two Hundred Million (200,000,000) shares shall be Preferred Stock, par value $0.001 per share, and Two Hundred Million (200,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

On July 19, 2010, upon formation, the Company issued an aggregate of 15,000,000 shares of its common stock to the founders of the Company valued at par or $15,000 as compensation.

On October 24, 2011, the Company sold 4,350,000 shares of common stock at $0.01 per share to thirty nine (39) individuals, or $43,500 in aggregate for cash.

Capital Contribution

During the fiscal year ended October 31, 2011, a significant stockholder of the Company contributed $1,258 to additional paid-in capital.

During the fiscal year ended October 31, 2012, a significant stockholder of the Company contributed $2,500 to additional paid-in capital.

Note 5 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note 6 – Income Tax Provision

Deferred Tax Assets

At October 31, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $47,857 that may be offset against future taxable income through 2032.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $16,271 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $10,929 and $242 for the fiscal year ended October 31, 2012 and 2011, respectively.

Components of deferred tax assets at October 31, 2012 and 2011 are as follows:

	October 31, 2012	October 31, 2011
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$16,271	$5,342

Less valuation allowance	(16,271)	(5,342)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended October 31, 2012	For the Fiscal Year Ended October 31, 2011

Federal statutory income tax rate	34.0%	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 31, 2012, the Company dismissed Rosenberg Rich Baker Berman & Company (“RRBB”) as the Company’s independent registered public accounting firm. Concurrently with the dismissal of RRBB, the Company engaged Li and Company, PC (“LICO”) as its independent registered public accounting firm, effective May 31, 2012. The decision to change independent registered public accounting firms and the appointment of the new independent registered public accounting firm was made by the Company’s Board of Directors.

The reports of RRBB on the financial statements of the Company since the Company’s inception on July 19, 2010, and contained in the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2012, did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles except an explanatory paragraph as to an uncertainty with respect to the Company’s ability to continue as a going concern.

Since the Company’s inception on July 19, 2010, there were no disagreements with RRBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of RRBB, would have caused them to make reference thereto in their reports on the financial statements for such years.  Since the Company’s inception on July 19, 2010 and through May 31, 2012, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Since the Company’s inception on July 19, 2010 through May 31, 2012, the Company did not consult with LICO with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided RRBB a copy of the foregoing disclosures and requested RRBB to furnish the Company with a letter addressed to the United States Securities and Exchange Commission (the "SEC") stating whether or not it agrees with the statements made therein. A copy of that letter dated July 30, 2012, furnished by RRBB is filed as Exhibit 16.1 to the Amendment No. 1 to the Registration Statement on Form S-1 on July 30, 2012.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of October 31, 2012, the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

1.
We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.
The Company’s board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of the Company’s external financial reporting and internal control over financial reporting.

3.
We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

4.
We have had, and continue to have, a significant number of audit adjustments.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls.  Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

In light of the material weaknesses, the management of the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America.  Accordingly, we believe that our consolidated financial statements included herein fairly present, in all material respects, our consolidated financial condition, consolidated results of operations and cash flows as of and for the reporting periods then ended.

Remediation of Material Weaknesses

We intend to remediate the material weaknesses in our disclosure controls and procedures identified above by adding independent directors or members with financial expertise and/or hiring a full-time CFO, with SEC reporting experience, in the future when working capital permits and by working with our independent registered public accounting firm and refining our internal procedures.  To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year as more fully detailed below.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officer and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

·
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of October 31, 2012, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2012.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by October 31, 2013 when funding is available. Additionally, we plan to test our updated controls and remediate our deficiencies by October 31, 2013.

Changes in internal controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of our fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Our directors, executive officers and key employees are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Age	Position
Shawn Arizmendi	32	Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director
Fabian Arizmendi	30	Secretary and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Shawn Arizmendi, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director.
Our President, Shawn Arizmendi has for the last six years been the pit boss in the casino of the Buzz Inn located in in Washington. Prior to working at the Buzz Inn Shawn worked at Keglers Casino in Washington.

Fabian Arizmendi, Secretary, Director
Our Secretary, Fabian Arizmendi has worked for Les Schwab for the past seven years. Prior to working at Les Schwab Fabian worked at Aikens Market in Wenatchee for three years.

Employment Agreements

The Company currently has no employment agreements.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish Coastline Corporate Services, Inc. with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

Item 11.       Executive Compensation.

 The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for the years ended October 31, 2012 and October 31, 2011.
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Shawn Arizmendi, President, Chief Financial Officer, Treasurer, and	2012	$250	$0	$0	$0	$0	$0	$250
Director (1)	2011	0	0	0	0	0	0	0

Fabian Arismendi, Secretary and	2012	$0	$0	$0	$0	$0	$0	$0
Director	2011	0	0	0	0	0	0	0

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

The Company currently has no employment agreements.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has no nominating, auditing or compensation committees or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of January 29, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of January [ ], 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of January [ ], 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Shawn Arizmendi(2)	10,000,000	51.68%
331 Valley Mall Pkwy, #215 East Wenatchee, WA 98802

Fabian Arizmendi(2)	5,000,000	25.84%
331 Valley Mall Pkwy, #215 East Wenatchee, WA 98802

All Executive Officers and Directors as a group (2 persons)		77.52%

(1) Based on 19,350,000 shares of common stock outstanding as of January 29, 2013.
(2) Shawn Arizmendi and Fabian Arizmendi are brothers.

Change in Control

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Immediately after incorporation of the Company on July 19, 2010, we issued 10,000,000 shares of common stock to Shawn Arizmendi and 5,000,000 shares of common stock to Fabian Arizmendi for consideration of founder services. Shawn Arizmendi and Fabian Arizmendi are brothers.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Shawn Arizmendi and Fabian Arizmendi  are not considered independent because they are executive officers of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.      Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended October 31, 2012 and 2011, we were billed approximately $11,000 and $0, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company incurred fees of $700 and $0 for S-1 filings for the fiscal year ended October 31, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended October 31, 2012 and 2011, we were/ were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended October 31, 2012 and 2011.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.       Exhibits, Financial Statement Schedules.

Exhibit Number		Description
3.1		Certificate of Incorporation (1)
3.2		Bylaws (1)
31.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

(1) Filed as an Exhibit on Form S-1 with the SEC on January 26, 2012.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTIMATE RACK, INC.

Dated: January 31, 2013	By:	/s/ Shawn Arizmendi
Shawn Arizmendi President, Chief Executive Officer, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Shawn Arizmendi	President, Chief Executive Officer,	January 31, 2013
Shawn Arizmendi	Chief Financial Officer, Treasurer, and Director (principal executive officer and principal financial and accounting officer)

/s/Fabian Arizmendi	Secretary and Director,	January 31, 2013
Fabian Arizmendi