Form 10-Q
period 2013-01-31
Ultimate Rack, Inc.
filed 2013-03-18
CIK 1540237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-54858

ULTIMATE RACK, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4078710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

331 Valley Mall Pkway #215
East Wenatchee, Washington 98802
(Address of principal executive offices) (Zip code)

 (509) 393-3526
(Registrant’s telephone number, including area code)
_______________

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of March 15, 2013, there were 19,350,000 shares, par value $.001 per share, of Common Stock issued and outstanding.

ULTIMATE RACK, INC.

FORM 10-Q
January 31, 2013
INDEX

PART I-- FINANCIAL INFORMATION

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this quarterly report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the quarterly report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this quarterly report on Form 10-Q.

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

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Ultimate Rack, Inc.
January 31, 2013 and 2012
Index to the Financial Statements

Contents	Page(s)

Balance sheets at January 31, 2013 (Unaudited) and October 31,2012	F-2

Statements of operations for the three months ended January 31, 2013 and 2012 and for the period from July 19, 2010 (inception) through January 31, 2013 (Unaudited)	F-3

Statement of stockholders’ equity for the period from July 19, 2010 (inception) through January 31, 2013 (Unaudited)	F-4

Statements of cash flows for the three months ended January 31, 2013 and 2012 and for the period from July 19, 2010 (inception) through January 31, 2013 (Unaudited)	F-5

Notes to the financial statements (Unaudited)	F-6

Ultimate Rack, Inc.
(A Development Stage Company)
Balance Sheets

	January 31, 2013	October 31, 2012
	(Unaudited)

Assets
Current Assets
Cash	$11,282	$17,851

Prepaid expenses	-	-

Total current assets	11,282	17,851

Total Assets	$11,282	$17,851

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,850	$3,450
Accrued expenses	3,185	-
Advances from stockholder	-	-
Payroll liabilities	-	-

Total current liabilities	6,035	3,450

Stockholders' Equity
Preferred Stock: $0.001 par value: 200,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.001 par value: 200,000,000 shares authorized;
19,350,000 shares issued and outstanding	19,350	19,350
Additional paid-in capital	42,908	42,908
Deficit accumulated during the development stage	(57,011)	(47,857)

Total Stockholders' Equity	5,247	14,401

Total Liabilities and Stockholders' Equity	$11,282	$17,851

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from July 19, 2010 (inception) through January 31, 2013
	For the Three Months Ended January 31, 2013	For the Three Months Ended January 31, 2012

	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$-	$-	$-

Operating Expenses
Professional fees	9,130	18,943	40,772
Salary and wages - officers	-	-	15,252
General and administrative	24	(138)	987

Total operating expenses	9,154	18,805	57,011

Loss before Income Tax Provision	(9,154)	(18,805)	(57,011)

Income Tax Provision	-	-	-

Net Loss	$(9,154)	$(18,805)	$(57,011)

Net loss per common share
- Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	19,350,000	19,350,000

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from July 19, 2010 (inception) through January 31, 2013
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated during the	Total
	Number of Shares	Amount	Paid-in Capital	Development Stage	Stockholders' Equity

July 19, 2010 ( inception )	-	$-	$-	$-	$-

Issuance of common shares as compensation valued
at $0.001 per share upon formation	15,000,000	15,000	-		15,000

Net loss			-	(15,000)	(15,000)

Balance October 31, 2010	15,000,000	15,000	-	(15,000)	-

Capital contribution			1,258		1,258

Issuance of common shares for cash
at $0.001 per share on October 24, 2011	4,350,000	4,350	39,150		43,500

Net loss				(713)	(713)

Balance, October 31, 2011	19,350,000	19,350	40,408	(15,713)	44,045

Capital contribution			2,500		2,500

Net loss				(32,144)	(32,144)

Balance, October 31, 2012	19,350,000	19,350	42,908	(47,857)	14,401

Net loss				(9,154)	(9,154)

Balance, January 31, 2013	19,350,000	$19,350	$42,908	$(57,011)	$5,247

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Three Months Ended January 31, 2013	For the Three Months Ended January 31, 2012	For the Period from July 19, 2010 (inception) through January 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(9,154)	$(18,805)	$(57,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for compensation and services	-		15,000
Changes in operating assets and liabilities:
Prepaid expenses	-	12,000	-
Accounts payable	(600)	5,368	2,850
Accrued expenses	3,185	-	3,185

Net Cash Used in Operating Activities	(6,569)	(1,437)	(35,976)

Cash Flows from Financing Activities
Sale of common shares for cash	-	-	43,500
Capital contribution	-	-	3,758

Net Cash Provided by Financing Activities	-	-	47,258

Net Change in Cash	(6,569)	(1,437)	11,282

Cash - beginning of period	17,851	32,045	-

Cash - end of period	$11,282	$30,608	$11,282

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

 See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
January 31, 2013 and 2012
Notes to the Financial Statements
(Unaudited)

Note 1 - Organization and Operations

Ultimate Rack, Inc.

Ultimate Rack, Inc. (the “Company”) was incorporated on July 19, 2010 under the laws of the State of Nevada.  The Company plans to develop and distribute a proprietary bike-racking system.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended October 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on January 31, 2013.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum ("PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended January 31, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended January 31, 2013 or 2012.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at January 31, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

Plan of Operations

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

The Company's President, Shawn Arizmendi, and Secretary, Fabian Arizmendi have agreed to not take a salary in the first three years of business operations. During this time, if the Company receives any revenues, such revenues will be directed at the other costs of operations of the company, such as the costs of manufacturing and distributing the racks as well as the costs associated with the Company being public.

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

Results of Operations

For the three months ended January 31, 2013 and 2012

We have not generated any revenue since inception. Operating expenses for the three months ended January 31, 2013 totaled $9,154 resulting in a loss of $9,154, as compared with operating expenses of $18,805 for the three month period ended January 31, 2012.

Capital Resources and Liquidity

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, has a working capital deficiency, and used cash in operations of $9,154 in the quarter ended January 31, 2013 and has a net loss since inception of $57,011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

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

Critical Accounting Policies and Estimates

None.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures

Disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2012 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of December 31, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

ii)
We did not have an audit committee or an independent audit committee financial expert.  While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses.

Our present management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits.

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTIMATE RACK, INC.

Date: March 18, 2013	By:	/s/ Shawm Arizmendi
Shawn Arizmendi
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director