Form 10-Q
period 2013-04-30
Ultimate Rack, Inc.
filed 2013-06-17
CIK 1540237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of June 14, 2013, there were 19,350,000 shares, par value $.001 per share, of Common Stock issued and outstanding.

ULTIMATE RACK, INC.

FORM 10-Q
April 30, 2013

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

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Ultimate Rack, Inc.

April 30, 2013 and 2012

Index to the Financial Statements

Contents	Page(s)

Balance sheets at April 30, 2013 (unaudited) and October 31, 2012	F-1

Statements of operations for the six and three months ended April 30, 2013 and 2012 and for the period from July 19, 2010 (inception) through April 30, 2013 (unaudited)	F-2

Statement of stockholders’ equity for the period from July 19, 2010 (inception) through April 30, 2013 (unaudited)	F-3

Statements of cash flows for the six months ended April 30, 2013 and 2012 and for the period from July 19, 2010 (inception) through April 30, 2013 (unaudited)	F-4

Notes to the financial statements (unaudited)	F-5

Ultimate Rack, Inc.
(A Development Stage Company)
Balance Sheets

	April 30, 2013	October 31, 2012
	(Unaudited)

Assets
Current Assets
Cash	$7,604	$17,851

Total current assets	7,604	17,851

Total Assets	$7,604	$17,851

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$-	$3,450
Accrued expenses	7,145	-

Total current liabilities	7,145	3,450

Stockholders' Equity
Preferred Stock: par value $0.001: 200,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: par value $0.001: 200,000,000 shares authorized;
19,350,000 shares issued and outstanding	19,350	19,350
Additional paid-in capital	42,908	42,908
Deficit accumulated during the development stage	(61,799)	(47,857)

Total Stockholders' Equity	459	14,401

Total Liabilities and Stockholders' Equity	$7,604	$17,851

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
Statements of Operations

					For the Period from
	For the Six Months	For the Three Months	For the Six Months	For the Three Months	July 19, 2010
	Ended	Ended	Ended	Ended	(inception) through
	April 30, 2013	April 30, 2013	April 30, 2012	April 30, 2012	April 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	13,894	4,764	19,943	10,600	45,536
Salary and wages - officers	-	-	-	4,961	15,252
General and administrative	48	24	88	6,536	1,011

Total operating expenses	13,942	4,764	20,031	10,600	61,799

Loss before Income Tax Provision	(13,942)	(4,764)	(20,031)	(10,600)	(61,799)

Income Tax Provision	-	-	-	-	-

Net Loss	$(13,942)	$(4,764)	$(20,031)	$(10,600)	$(61,799)

Net loss per common share
- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	19,350,000	19,350,000	19,350,000	19,350,000

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from July 19, 2010 (inception) through April 30, 2013
(Unaudited)

	Common Stock, Par Value $0.001		Additional	Deficit Accumulated during the	Total
	Number of Shares	Amount	Paid-in Capital	Development Stage	Stockholders' Equity

July 19, 2010 ( inception )	-	$-	$-	$-	$-

Issuance of common shares as compensation valued
at $0.001 per share upon formation	15,000,000	15,000	-		15,000

Net loss			-	(15,000)	(15,000)

Balance October 31, 2010	15,000,000	15,000	-	(15,000)	-

Capital contribution			1,258		1,258

Issuance of common shares for cash
at $0.001 per share on October 24, 2011	4,350,000	4,350	39,150		43,500

Net loss				(713)	(713)

Balance, October 31, 2011	19,350,000	19,350	40,408	(15,713)	44,045

Capital contribution			2,500		2,500

Net loss				(32,144)	(32,144)

Balance, October 31, 2012	19,350,000	19,350	42,908	(47,857)	14,401

Net loss				(13,942)	(13,942)

Balance, April 30, 2013	19,350,000	$19,350	$42,908	$(61,799)	$459

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Six Months Ended	For the Six Months Ended	July 19, 2010 (inception) through
	April 30, 2013	April 30, 2012	April 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(13,942)	$(20,031)	$(61,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for compensation and services	-		15,000
Changes in operating assets and liabilities:
Prepaid expenses	-	12,000	-
Accounts payable	(3,450)	5,368	-
Accrued expenses	7,145	-	7,145
Net Cash Used in Operating Activities	(10,247)	(2,663)	(39,654)

Cash Flows from Financing Activities
Sale of common shares for cash	-	-	43,500
Capital contribution	-	-	3,758
Net Cash Provided by Financing Activities	-	-	47,258

Net Change in Cash	(10,247)	(2,663)	7,604

Cash - beginning of period	17,851	32,045	-

Cash - end of period	$7,604	$29,382	$7,604

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
April 30, 2013 and 2012
Notes to the Financial Statements
(Unaudited)

Note 1 - Organization and Operations

Ultimate Rack, Inc.

Ultimate Rack, Inc. (the “Company”) was incorporated on July 19, 2010 under the laws of the State of Nevada.  The Company plans to develop and distribute a proprietary bike-racking system.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended October 31, 2012 and notes thereto contained in the information filed as part of the Company’s annual report on Form 10-K filed with the SEC on January 31, 2013.

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

•
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

•
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

•
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

•
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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended April 30, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended April 30, 2013 or 2012.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at April 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Comparison for the three months ended April 30, 2013 and 2012

We have not generated any revenue since inception. Operating expenses for the three months ended April 30, 2013 totaled $4,764 resulting in a loss of $4,764, as compared with operating expenses of $10,600 for the three month period ended April 30, 2012.

Comparison for the six months ended April 30, 2013 and 2012

We have not generated any revenue since inception. Operating expenses for the six months ended April 30, 2013 totaled $13,942 resulting in a loss of $13,492, as compared with operating expenses of $20,031 for the six month period ended April 30, 2012.

Capital Resources and Liquidity

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, has a working capital deficiency, and used cash in operations of $4,764 in the quarter ended April 30, 2013 and has a net loss since inception of $61,799. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ULTIMATE RACK, INC.

Date: June 17, 2013	By:	/s/ Shawm Arizmendi
Shawn Arizmendi
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director