Form 10-Q
period 2013-07-31
Ultimate Rack, Inc.
filed 2013-09-16
CIK 1540237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of September 16, 2013, there were 19,350,000 shares, par value $.001 per share, of Common Stock issued and outstanding.

ULTIMATE RACK, INC.

FORM 10-Q
July 31, 2013

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

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Ultimate Rack, Inc.
July 31, 2013 and 2012
Index to the Financial Statements

Contents	Page(s)

Balance sheets at July 31, 2013 (unaudited) and October 31, 2012	F-2

Statements of operations for the nine and three months ended July 31, 2013 and 2012 and for the period from July 19, 2010 (inception) through July 31, 2013 (unaudited)	F-3

Statement of stockholders’ equity (deficit) for the period from July 19, 2010 (inception) through July 31, 2013 (unaudited)	F-4

Statements of cash flows for the nine months ended July 31, 2013 and 2012 and for the period from July 19, 2010 (inception) through July 31, 2013 (unaudited)	F-5

Notes to the financial statements (unaudited)	F-6

Ultimate Rack, Inc.
(A Development Stage Company)
Balance Sheets

	July 31, 2013	October 31, 2012
	(Unaudited)

Assets
Current Assets
Cash	$4,948	$17,851

Total current assets	4,948	17,851

Total Assets	$4,948	$17,851

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$-	$3,450
Accrued expenses	7,402	-

Total current liabilities	7,402	3,450

Stockholders' Equity (Deficit)
Preferred Stock par value $0.001: 200,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized; 19,350,000 shares issued and outstanding	19,350	19,350
Additional paid-in capital	42,908	42,908
Deficit accumulated during the development stage	(64,712)	(47,857)

Total Stockholders' Equity (Deficit)	(2,454)	14,401

Total Liabilities and Stockholders' Equity (Deficit)	$4,948	$17,851

See accompanying notes to the financial statements

Ultimate Rack, Inc.
(A Development Stage Company)
Statements of Operations

	For the Nine	For the Three	For the Nine	For the Three	For the Period from July 19, 2010
	Months	Months	Months	Months	(inception)
	Ended	Ended	Ended	Ended	through
	July 31, 2013	July 31, 2013	July 31, 2012	July 31, 2012	July 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	16,791	2,897	26,292	6,349	48,433
Salary and wages - officers	-	-	252	252	15,252
General and administrative	64	16	226	138	1,027

Total operating expenses	16,855	2,913	26,770	6,349	64,712

Loss before Income Tax Provision	(16,855)	(2,913)	(26,770)	(6,349)	(64,712)

Income Tax Provision	-	-	-	-	-

Net Loss	$(16,855)	$(2,913)	$(26,770)	$(6,349)	$(64,712)

Net loss per common share
- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	19,350,000	19,350,000	19,350,000	19,350,000

See accompanying notes to the financial statements

Ultimate Rack, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from July 19, 2010 (inception) through July 31, 2013
(Unaudited)

	Common Stock Par Value $0.001			Deficit Accumulated during the	Total
	Number of Shares	Amount	Additional Paid-in Capital	Development Stage	Stockholders' Equity (Deficit)

July 19, 2010 ( inception )	-	$-	$-	$-	$-

Issuance of common shares as compensation valued at $0.001 per share upon formation	15,000,000	15,000	-		15,000

Net loss			-	(15,000)	(15,000)

Balance October 31, 2010	15,000,000	15,000	-	(15,000)	-

Capital contribution			1,258		1,258

Issuance of common shares for cash at $0.001 per share on October 24, 2011	4,350,000	4,350	39,150		43,500

Net loss				(713)	(713)

Balance, October 31, 2011	19,350,000	19,350	40,408	(15,713)	44,045

Capital contribution			2,500		2,500

Net loss				(32,144)	(32,144)

Balance, October 31, 2012	19,350,000	19,350	42,908	(47,857)	14,401

Net loss				(16,855)	(16,855)

Balance, July 31, 2013	19,350,000	$19,350	$42,908	$(64,712)	$(2,454)

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Nine	For the Nine	For the Period from July 19, 2010
	Months	Months	(inception)
	Ended	Ended	through
	July 31, 2013	July 31, 2012	July 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(16,855)	$(26,770)	$(64,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for compensation and services	-	-	15,000
Changes in operating assets and liabilities:
Prepaid expenses	-	12,000	-
Accounts payable	(3,450)	1,261	-
Accrued expenses	7,402	-	7,402

Net Cash Used in Operating Activities	(12,903)	(13,509)	(42,310)

Cash Flows from Financing Activities
Sale of common shares for cash	-	-	43,500
Capital contribution	-	2,500	3,758

Net Cash Provided by Financing Activities	-	2,500	47,258

Net Change in Cash	(12,903)	(11,009)	4,948

Cash - beginning of period	17,851	32,045	-

Cash - end of period	$4,948	$21,036	$4,948

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
July 31, 2013 and 2012
Notes to the Financial Statements
(Unaudited)

Note 1 - Organization and Operations

Ultimate Rack, Inc.

Ultimate Rack, Inc. (the “Company”) was incorporated on July 19, 2010 under the laws of the State of Nevada.  The Company plans to develop and distribute a proprietary bike-racking system.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2012 and notes thereto contained in the information filed as part of the Company’s annual report  - form 10K filed on the Edgar system on January 31, 2013.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended July 31, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended July 31, 2013 or 2012.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at July 31, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Stockholders’ Equity (Deficit)

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

Results of Operations

Comparison for the three months ended July 31, 2013 and 2012

We have not generated any revenue since inception. Operating expenses for the three months ended July 31, 2013 totaled $2,913 resulting in a loss of $2,913, as compared with operating expenses of $6,349 for the three month period ended July 31, 2012.

Comparison for the nine months ended July 31, 2013 and 2012

We have not generated any revenue since inception. Operating expenses for the nine months ended July 31, 2013 totaled $16,855 resulting in a loss of $16,855, as compared with operating expenses of $26,770 for the nine month period ended July 31, 2012.

Capital Resources and Liquidity

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, has a working capital deficiency, and used cash in operations of $42,310 since inception and has a net loss since inception of $64,712. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

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

Disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2013 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of July 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

ULTIMATE RACK, INC.

Date: September 16, 2013	By:	/s/ Shawm Arizmendi
Shawn Arizmendi
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive, Financial, and Accounting Officer)