Form 10-K
period 2013-10-31
Ultimate Rack, Inc.
filed 2014-02-06
CIK 1540237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

As of February 3, 2014, there were approximately 154,800,000 shares of the registrant’s common stock outstanding.

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

Unless otherwise stated, the information presented in this 10-K reflects our 8-for-1 forward stock split, which became effective as of January 17, 2014.

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

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern. We intend to engage in the business plan disclosed in this Annual Report, however, if we are unable to obtain additional financing or if we are unsuccessful in our business plan, then we may enter into potential acquisitions, combinations, or similar transactions. At this point in time, we have not entered into definitive agreements to consummate any transactions.

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

Employees

As of February 3, 2014, we have two (2) employees. Our President spends approximately 10 hours per week on Company matters and our Secretary, Fabian Arizmendi, spends approximately 5 hours per week on Company matters.

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

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB under the symbol “UTMR”, however, no public market has yet been developed.

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

Approximate Number of Equity Security Holders

As of February 3, 2014, there were approximately 41 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended October 31, 2013, and October 31, 2012. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

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

We currently do not have any financing arranged. If we are able to become a public company, we may seek to raise additional capital through the use of broker dealers or of other means of financing. However, we have not spoken to any broker dealers about raising capital and we do not know if we will able to do so once we are public.  At this time, we do not know what kind of financing we would attempt through a broker dealer, if such financing is ever feasible.  Given the current state of our business, we do not know if we will ever be able to raise additional funds through any means at all. If we are not able to raise an additional $132,616, we will not be able to implement our business plan.  We intend to engage in the business plan disclosed in this Annual Report, however, if we are unable to obtain additional financing or if we are unsuccessful in our business plan, then we may enter into potential acquisitions, combinations, or similar transactions. At this point in time, we have not entered into definitive agreements to consummate any transactions.

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

Results of Operations

For the fiscal year ended October 31, 2013 and fiscal year ended October 31, 2012, we had no revenues. Total operating expenses for the fiscal year ended October 31, 2013 were $17,289, compared with $32,144 in fiscal year ended October 31, 2012, reflecting a decrease of $14,855. The decrease in fiscal 2013 was primarily attributable to a decrease in professional fees. Loss from operations for the fiscal year ended October 31, 2013 were $17,289, compared with $32,144 in fiscal year ended October 31, 2012, reflecting a decrease of $14,855.  We incurred a net loss of $17,289 in fiscal 2013 compared to a net loss of $32,144 in fiscal 2012.  The Company had a deficit accumulated during the development stage of $65,146 at October 31, 2013.

Liquidity and Capital Resources

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, working capital deficiency, cash used cash in operations of $45,396 from inception and has a net loss since inception of $65,146. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Subsequent Event

8-for-1 Forward Stock Split Authorized by the Board of Directors on January 6, 2014

On January 6, 2014, the board of directors of the Company adopted a resolution by unanimous written consent to effectuate a 8-for-1 (1:8) forward stock split (the “Stock Split”) effective on January 17, 2014.

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split.

Off Balance Sheet Transactions

None.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the year ended October 31, 2013 contained in this filing. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Item 8.           Financial Statements and Supplementary Data.

Ultimate Rack, Inc.

October 31, 2013 and 2012

Index to the Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance sheets at October 31, 2013 and 2012	F-3

Statements of operations for the fiscal year ended October 31, 2013 and 2012 and for the period from July 19, 2010 (inception) through October 31, 2013	F-4

Statement of stockholders’ equity (deficit) for the period from July 19, 2010 (inception) through October 31, 2013	F-5

Statements of cash flows for the fiscal year ended October 31, 2013 and 2012 and for the period from July 19, 2010 (inception) through October 31, 2013	F-6

Notes to the financial statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ultimate Rack, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Ultimate Rack, Inc. (the “Company”) as of October 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended and for the period from July 19, 2010 (inception) through October 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2013 and 2012 and the results of its operations and its cash flows for the fiscal years then ended and for the period from July 19, 2010 (inception) through October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at October 31, 2013 and had a net loss and net cash used in operating activities for the fiscal year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
February 5, 2014

Ultimate Rack, Inc.
(A Development Stage Company)
Balance Sheets

	October 31, 2013	October 31, 2012

Assets
Current Assets
Cash	$1,862	$17,851

Total current assets	1,862	17,851

Total Assets	$1,862	$17,851

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$-	$3,450
Accrued expenses	4,750	-

Total current liabilities	4,750	3,450

Stockholders' Equity (Deficit)
Preferred Stock par value $0.001: 200,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized;
154,800,000 shares issued and outstanding	154,800	154,800
Additional paid-in capital	(92,542)	(92,542)
Deficit accumulated during the development stage	(65,146)	(47,857)

Total Stockholders' Equity (Deficit)	(2,888)	14,401

Total Liabilities and Stockholders' Equity (Deficit)	$1,862	$17,851

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Fiscal Year	For the Fiscal Year	July 19, 2010
	Ended	Ended	(inception) through
	October 31, 2013	October 31, 2012	October 31, 2013

Revenue earned during the development stage	$-	$-	$-

Operating Expenses
Professional fees	17,193	31,642	48,835
Salary and wages - officers	-	252	15,252
General and administrative	96	250	1,059

Total operating expenses	17,289	32,144	65,146

Loss before Income Tax Provision	(17,289)	(32,144)	(65,146)

Income Tax Provision	-	-	-

Net Loss	$(17,289)	$(32,144)	$(65,146)

Net loss per common share
- Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	154,800,000	154,800,000

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from July 19, 2010 (inception) through October 31, 2013

	Common Stock Par Value $0.001		Additional	Deficit Accumulated during the	Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Development Stage	Equity (Deficit)

July 19, 2010 ( inception )	-	$-	$-	$-	$-

Issuance of common shares as compensation valued
at $0.001 per share upon formation	120,000,000	120,000	(105,000)		15,000

Net loss			-	(15,000)	(15,000)

Balance October 31, 2010	120,000,000	120,000	(105,000)	(15,000)	-

Capital contribution			1,258		1,258

Issuance of common shares for cash
at $0.001 per share on October 24, 2011	34,800,000	34,800	8,700		43,500

Net loss				(713)	(713)

Balance, October 31, 2011	154,800,000	154,800	(95,042)	(15,713)	44,045

Capital contribution			2,500		2,500

Net loss				(32,144)	(32,144)

Balance, October 31, 2012	154,800,000	154,800	(92,542)	(47,857)	14,401

Net loss				(17,289)	(17,289)

Balance, October 31, 2013	154,800,000	$154,800	$(92,542)	$(65,146)	$(2,888)

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Fiscal Year	For the Fiscal Year	July 19, 2010
	Ended	Ended	(inception) through
	October 31, 2013	October 31, 2012	October 31, 2013

Cash Flows from Operating Activities
Net loss	$(17,289)	$(32,144)	$(65,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for compensation and services	-	-	15,000
Changes in operating assets and liabilities:
Prepaid expenses	-	12,000	-
Accounts payable	(3,450)	3,450	-
Accrued expenses	4,750	-	4,750

Net Cash Used in Operating Activities	(15,989)	(16,694)	(45,396)

Cash Flows from Financing Activities
Sale of common shares for cash	-	-	43,500
Capital contribution	-	2,500	3,758

Net Cash Provided by Financing Activities	-	2,500	47,258

Net Change in Cash	(15,989)	(14,194)	1,862

Cash - beginning of period	17,851	32,045	-

Cash - end of period	$1,862	$17,851	$1,862

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
October 31, 2013 and 2012
Notes to the Financial Statements

Note 1 - Organization and Operations

Ultimate Rack, Inc.

Ultimate Rack, Inc. (the “Company”) was incorporated on July 19, 2010 under the laws of the State of Nevada.  The Company plans to develop and distribute a proprietary bike-racking system.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Fiscal Year End

The Company elected October 31st as its fiscal year end date upon its formation.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended October 31, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the reporting period ended October 31, 2013 or 2012.

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

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at October 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds.

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

8-for-1 Forward Stock Split Authorized by the Board of Directors on January 6, 2014

On January 6, 2014, the board of directors of the Company adopted a resolution by unanimous written consent to effectuate an 8-for-1 (1:8) forward stock split (the “Stock Split”) effective on January 17, 2014.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

Common Stock

On July 19, 2010, upon formation, the Company issued an aggregate of 120,000,000 shares of its common stock to the founders of the Company valued at $15,000 as compensation.

On October 24, 2011, the Company sold 34,800,000 shares of common stock to thirty nine (39) individuals for $43,500 in aggregate for cash.

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

Note 6 – Income Tax Provision

Deferred Tax Assets

At October 31, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $65,146 that may be offset against future taxable income through 2033.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $22,150 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $5,879 and $10,929 for the fiscal year ended October 31, 2013 and 2012, respectively.

Components of deferred tax assets are as follows:

	October 31, 2013	October 31, 2012
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$22,150	$16,271

Less valuation allowance	(22,150)	(16,271)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended October 31, 2013	For the Fiscal Year Ended October 31, 2012

Federal statutory income tax rate	34.0%	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

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

None.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of October 31, 2013, the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officer and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

●
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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of October 31, 2013, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2013.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of our fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.     Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for the years ended October 31, 2013 and October 31, 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Shawn Arizmendi,	2013	$0	$0	$0	$0	$0	$0	$0
President, Chief Financial Officer, Treasurer, and Director (1)	2012	250	0	0	0	0	0	250

Fabian Arismendi,	2013	$0	$0	$0	$0	$0	$0	$0
Secretary and Director	2012	0	0	0	0	0	0	0

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of February 3, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of February 3, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of February 3, 2014 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Shawn Arizmendi(2)	80,000,000	51.68%
331 Valley Mall Pkwy, #215 East Wenatchee, WA 98802

Fabian Arizmendi(2)	40,000,000	25.84%
331 Valley Mall Pkwy, #215 East Wenatchee, WA 98802

All Executive Officers and Directors as a group (2 persons)		77.52%

(1) Based on 154,800,000 shares of common stock outstanding as of February 3, 2014.
(2) Shawn Arizmendi and Fabian Arizmendi are brothers.

Change in Control

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Immediately after incorporation of the Company on July 19, 2010, we issued 10,000,000 shares of common stock to Shawn Arizmendi and 5,000,000 shares of common stock to Fabian Arizmendi for consideration of founder services. Shawn Arizmendi and Fabian Arizmendi are brothers. These share amounts have been adjusted pursuant to the 8 for 1 Forward Stock Split effective January 17, 2014.

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

Item 14.     Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended October 31, 2013 and 2012, we were billed approximately $4,750 and $11,000, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company incurred fees of $0 and $700 for S-1 filings for the fiscal year ended October 31, 2013 and 2012, respectively.

Tax Fees

For the Company’s fiscal year ended October 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended October 31, 2013 and 2012.

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

ULTIMATE RACK, INC.

February 6, 2014	By:	/s/ Shawn Arizmendi
Shawn Arizmendi President, Chief Executive Officer, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Shawn Arizmendi	President, Chief Executive Officer,	February 6, 2014
Shawn Arizmendi	Chief Financial Officer, Treasurer, and Director (principal executive officer and principal financial and accounting officer)

/s/Fabian Arizmendi	Secretary and Director,	February 6, 2014
Fabian Arizmendi