Form 10-Q
period 2014-01-31
Ultimate Rack, Inc.
filed 2014-03-14
CIK 1540237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of March 14, 2014, there were 154,800,000 shares, par value $.001 per share, of Common Stock issued and outstanding.

ULTIMATE RACK, INC.

FORM 10-Q
January 31, 2014

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

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Ultimate Rack, Inc.

January 31, 2014 and 2013

Ultimate Rack, Inc.
(A Development Stage Company)
Balance Sheets

	January 31, 2014	October 31, 2013
	(Unaudited)

Assets
Current Assets
Cash	$1,047	$1,862

Total current assets	1,047	1,862

Total Assets	$1,047	$1,862

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$450	$-
Accrued expenses	4,758	4,750

Total current liabilities	5,208	4,750

Stockholders' Deficit
Preferred Stock par value $0.001: 200,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized;
154,800,000 shares issued and outstanding	154,800	154,800
Additional paid-in capital	(92,542)	(92,542)
Deficit accumulated during the development stage	(66,419)	(65,146)

Total Stockholders' Deficit	(4,161)	(2,888)

Total Liabilities and Stockholders' Deficit	$1,047	$1,862

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
Statements of Operations

	For the	For the	For the Period from July 19, 2010
	Three Months	Three Months	(inception)
	Ended	Ended	through
	January 31, 2014	January 31, 2013	January 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$-	$-	$-

Operating Expenses
Professional fees	992	9,130	49,827
Salary and wages - officers	-	-	15,252
General and administrative	281	24	1,340

Total operating expenses	1,273	9,154	66,419

Loss from Operations	(1,273)	(9,154)	(66,419)

Income Tax Provision	-	-	-

Net Loss	$(1,273)	$(9,154)	$(66,419)

Net loss per common share
- Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	154,800,000	154,800,000

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from July 19, 2010 (inception) through January 31, 2014

	Common Stock Par Value $0.001		Additional	Deficit Accumulated during the	Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Development Stage	Equity (Deficit)

July 19, 2010 ( inception )	-	$-	$-	$-	$-

Issuance of common shares as compensation valued
at $0.001 per share upon formation	120,000,000	120,000	(105,000)		15,000

Net loss			-	(15,000)	(15,000)

Balance October 31, 2010	120,000,000	120,000	(105,000)	(15,000)	-

Capital contribution			1,258		1,258

Issuance of common shares for cash
at $0.001 per share on October 24, 2011	34,800,000	34,800	8,700		43,500

Net loss				(713)	(713)

Balance, October 31, 2011	154,800,000	154,800	(95,042)	(15,713)	44,045

Capital contribution			2,500		2,500

Net loss				(32,144)	(32,144)

Balance, October 31, 2012	154,800,000	154,800	(92,542)	(47,857)	14,401

Net loss				(17,289)	(17,289)

Balance, October 31, 2013	154,800,000	154,800	(92,542)	(65,146)	(2,888)

Net loss				(1,273)	(1,273)

Balance, January 31, 2014	154,800,000	$154,800	$(92,542)	$(66,419)	$(4,161)

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Three Months	For the Three Months	For the Period from July 19, 2010 (inception)
	Ended	Ended	through
	January 31, 2014	January 31, 2013	January 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,273)	$(9,154)	$(66,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for compensation and services	-	-	15,000
Changes in operating assets and liabilities:
Accounts payable	450	(600)	450
Accrued expenses	8	3,185	4,758

Net Cash Used in Operating Activities	(815)	(6,569)	(46,211)

Cash Flows from Financing Activities
Sale of common shares for cash	-	-	43,500
Capital contribution	-	-	3,758

Net Cash Provided by Financing Activities	-	-	47,258

Net Change in Cash	(815)	(6,569)	1,047

Cash - beginning of period	1,862	17,851	-

Cash - end of period	$1,047	$11,282	$1,047

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Ultimate Rack, Inc.
(A Development Stage Company)
January 31, 2014 and 2013
Notes to the Financial Statements
(Unaudited)

Note 1 - Organization and Operations

Ultimate Rack, Inc.

Ultimate Rack, Inc. (the “Company”) was incorporated on October 19, 2010 under the laws of the State of Nevada.  The Company plans to develop and distribute a proprietary bike-racking system.

Note 2 – Significant and Critical Accounting Policies and Practices

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2013 and notes thereto contained in the information filed as part of the Company’s annual report in Form 10-K filed with SEC on February 6, 2014.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended January 31, 2014 or 2013.

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

There were no potentially dilutive common shares outstanding for the reporting period ended January 31, 2014 or 2013.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at January 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds.

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

Common Stock

On October 19, 2010, upon formation, the Company issued an aggregate of 15,000,000 shares of its common stock to the founders of the Company valued at par or $15,000 as compensation.

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

Results of Operations

Comparison for the three months ended January 31, 2014 and 2013

We have not generated any revenue since inception. Operating expenses for the three months ended January 31, 2014 totaled $1,273 resulting in a loss of $1,273, as compared with operating expenses of $9,154 for the three month period ended January 31, 2013.

Capital Resources and Liquidity

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, has a working capital deficiency, and used cash in operations of $46,211 since inception and has a net loss since inception of $66,419. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of January 31, 2014 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of January 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

None.

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

ULTIMATE RACK, INC.

Date: March 14, 2014	By:	/s/ Shawm Arizmendi
Shawn Arizmendi
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive, Financial, and Accounting Officer)