Form 10-Q
period 2014-04-30
Ultimate Rack, Inc.
filed 2014-06-19
CIK 1540237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_____________.

Commission File Number: 000-54858

ULTIMATE RACK INC.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of April 30, 2014, there were 154,800,000 shares, par value $.001 per share, of Common Stock issued and outstanding.

ULTIMATE RACK, INC.

FORM 10-Q
April 30, 2014

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

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Ultimate Rack, Inc.

April 30, 2014 and 2013

Ultimate Rack, Inc.

Balance Sheets

	April 30, 2014	October 31, 2013
	(Unaudited)
Assets
Current Assets
Cash	$1,047	$1,862

Total current assets	1,047	1,862

Total Assets	$1,047	$1,862

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$900	$-
Accrued expenses	15,117	4,750

Total current liabilities	16,017	4,750

Stockholders' Deficit
Preferred Stock par value $0.001: 200,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized; 154,800,000 shares issued and outstanding	154,800	154,800
Additional paid-in capital	(92,542)	(92,542)
Accumulated deficit	(77,228)	(65,146)

Total Stockholders' Deficit	(14,970)	(2,888)

Total Liabilities and Stockholders' Deficit	$1,047	$1,862

See accompanying notes to the financial statements.

Ultimate Rack, Inc.

Statements of Operations

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	April 30, 2014	April 30, 2014	April 30, 2013	April 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	11,801	10,809	13,894	4,764
General and administrative	281	-	48	24

Total operating expenses	12,082	10,809	13,942	4,764

Loss from Operations	(12,082)	(10,809)	(13,942)	(4,764)

Income Tax Provision	-	-	-	-

Net Loss	$(12,082)	$(10,809)	$(13,942)	$(4,764)

Net loss per common share
- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	154,800,000	154,800,000	154,800,000	154,800,000

 See accompanying notes to the financial statements.

Ultimate Rack, Inc.

Statement of Stockholders' Equity (Deficit)
For the fiscal year ended October 31, 2013 and for the period ended April 30, 2014
(Unaudited)

	Common Stock Par Value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance, October 31, 2012	154,800,000	$154,800	$(92,542)	$(47,857)	$14,401

Net loss				(17,289)	(17,289)

Balance, October 31, 2013	154,800,000	154,800	(92,542)	(65,146)	(2,888)

Net loss				(12,082)	(12,082)

Balance, April 30, 2014	154,800,000	$154,800	$(92,542)	$(77,228)	$(14,970)

See accompanying notes to the financial statements.

Ultimate Rack, Inc.

Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	April 30, 2014	April 30, 2013
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(12,082)	$(13,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	900	(3,450)
Accrued expenses	10,367	7,145

Net Cash Used in Operating Activities	(815)	(10,247)

Net Change in Cash	(815)	(10,247)

Cash - beginning of reporting period	1,862	17,851

Cash - end of reporting period	$1,047	$7,604

Supplemental disclosure of cash flow information:
Interest paid	$-	$-

Income tax paid	$-	$-

 See accompanying notes to the financial statements.

Ultimate Rack, Inc.

April 30, 2014 and 2013
Notes to the Financial Statements
(Unaudited)

Note 1 - Organization and Operations

Ultimate Rack, Inc.

Ultimate Rack, Inc. (the “Company”) was incorporated on October 19, 2010 under the laws of the State of Nevada. The Company plans to develop and distribute a proprietary bike-racking system.

Changes in Control

Pursuant to a private SPA entered into on March 24, 2014 by and between Shawn Arizmendi and Fabian Arizmendi (the “Sellers”) and Travopoly Travel, LLC (the “Buyer”). Shawn Arizmendi is the record holder and beneficial owner of 80,000,000 shares and Fabian Arizmendi is the record holder and beneficial owner of 40,000,000 shares. Together the sellers of record beneficially own collectively 120,000,000 shares of common stock, par value per share $.001 of Ultimate Rack Inc., representing approximately 77.52% of Ultimate Rack Inc.’s issued and outstanding common stock.

Pursuant to the terms and conditions of this Agreement Shawn Arizmendi and Fabian Arizmendi hereby sell, assign, transfer, convey and deliver 120,000,000 to Travopoly Travel, LLC for an aggregate purchase price of $300,000.00. Such payment is to be paid in two equal installments of $150,000 each to be paid in the following manner: twenty-one (21) days of Closing and forty-five (45) days of Closing and the shares shall be held in escrow pending receipt of the funds by the Sellers. In the event that any payment is not completed in a timely manner then the Sellers shall retain the Shares and any payment made. The shares being transferred herein to Travopoly Travel, LLC are being sold in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended April 30, 2014 or 2013.

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

There were no potentially dilutive common shares outstanding for the reporting period ended April 30, 2014 or 2013.

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at April 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Capital Contribution

During the fiscal year ended October 31, 2012, a significant stockholder of the Company contributed $2,500 to additional paid-in capital.

Note 5 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Director at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed. In reference to Note 1., Changes in Control to date, the second installment has not been received by the escrow agent. The Sellers have agreed to extend additional time to the Buyer to satisfy the outstanding payment to be received in escrow. As a compromise and in the best interest of closing the transaction, Mr. Shawn Arizmendi has delayed his departure from the Board until the transaction has been satisfied. He will remain as one of the Company’s Directors.

The Company is currently evaluating additional business opportunities that are not related to its current business model in an effort to generate additional shareholder value and future revenue.

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

Overview

We were incorporated in the State of Nevada on July 19, 2010 as Ultimate Rack Inc. and are based in Wenatchee, WA. We are a development stage company with limited operations. However, we are proceeding with our stated business plan to build and market for sale a vehicle mounted rack for bicycles. We have begun taking certain steps in furtherance of our business plan, including the design of the Company’s main product, the ultimate rack.

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

We currently do not have any financing arranged. We may seek to raise additional capital through the use of broker dealers or of other means of financing. However, we have not spoken to any broker dealers about raising capital and we do not know if we will able to do so. At this time, we do not know what kind of financing we would attempt through a broker dealer, if such financing is ever feasible. Given the current state of our business, we do not know if we will ever be able to raise additional funds through any means at all. If we are not able to raise an additional $132,616, we will not be able to implement our business plan and we may be force to cease operations.

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

Results of Operations

Comparison for the three months ended April 30, 2014 and 2013

We have not generated any revenue since inception. Operating expenses for the three months ended April 30, 2014 totaled $10,809 resulting in a loss of $10,809, as compared with operating expenses of $4,764 for the three month period ended April 30, 2013.

Comparison for the six months ended April 30, 2014 and 2013

We have not generated any revenue since inception. Operating expenses for the six months ended April 30, 2014 totaled $12,082 resulting in a loss of $12,082, as compared with operating expenses of $13,492 for the six month period ended April 30, 2013.

Capital Resources and Liquidity

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, has a working capital deficiency, and used cash in operations of $47,258 since inception and has a net loss since inception of $68,280. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In reference to Form 8-K filed March 28, 2014 and additionally referenced in Note 1 and Note 6 of the accompanying financial statements the second installment has not been received by the escrow agent. The Sellers have agreed to extend additional time to the Buyer to satisfy the outstanding payment to be received in escrow. As a compromise and in the best interest of closing the transaction, Mr. Shawn Arizmendi has delayed his departure from the Board until the transaction has been satisfied. He will remain as one of the Company’s Directors.

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

ULTIMATE RACK, INC.

Date: June 18, 2014	By:	/s/ Robert Oblon
Robert Oblon
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive, Financial, and Accounting Officer)