Form 10-Q
period 2014-07-31
Ultimate Rack, Inc.
filed 2014-09-22
CIK 1540237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-54858

ULTIMATE RACK INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4078710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5600 Tennyson Parkway Suite 330
Plano, Texas 75024
(Address of principal executive offices) (Zip code)

 (972) 608-4300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of September 22, 2014, there were 154,800,000 shares, par value $.0001 per share, of Common Stock issued and outstanding.

ULTIMATE RACK INC.

FORM 10-Q
July 31, 2014

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Ultimate Rack Inc. “SEC” refers to the Securities and Exchange Commission.

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Ultimate Rack, Inc.

July 31, 2014 and 2013

Ultimate Rack, Inc.

Balance Sheets

	July 31, 2014	October 31, 2013
	(Unaudited)

Assets
Current Assets
Cash	$-	$1,862

Total current assets	-	1,862

Total Assets	$-	$1,862

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$-	$-
Accrued expenses	-	4,750
Advances from stockholder	7,257	-

Total current liabilities	7,257	4,750

Stockholders' Deficit
Preferred Stock par value $0.001: 200,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized;
154,800,000 shares issued and outstanding	154,800	154,800
Additional paid-in capital	(77,442)	(92,542)
Accumulated deficit	(84,615)	(65,146)

Total Stockholders' Deficit	(7,257)	(2,888)

Total Liabilities and Stockholders' Deficit	$-	$1,862

See accompanying notes to the financial statements.

Ultimate Rack, Inc.

Statements of Operations

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	July 31, 2014	July 31, 2014	July 31, 2013	July 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	12,715	914	16,791	2,897
General and administrative	6,754	6,473	64	16

Total operating expenses	19,469	7,387	16,855	2,913

Loss from Operations	(19,469)	(7,387)	(16,855)	(2,913)

Income Tax Provision	-	-	-	-

Net Loss	$(19,469)	$(7,387)	$(16,855)	$(2,913)

Net loss per share
- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	154,800,000	154,800,000	154,800,000	154,800,000

 See accompanying notes to the financial statements.

Ultimate Rack, Inc.

Statement of Stockholders' Deficit
For the fiscal year ended October 31, 2013 and for the period ended July 31, 2014
(Unaudited)

	Common Stock Par Value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, October 31, 2012	154,800,000	$154,800	$(92,542)	$(47,857)	$14,401

Net loss				(17,289)	(17,289)

Balance, October 31, 2013	154,800,000	154,800	(92,542)	(65,146)	(2,888)

Capital contribution			15,100		15,100

Net loss				(19,469)	(19,469)

Balance, July 31, 2014	154,800,000	$154,800	$(77,442)	$(84,615)	$(7,257)

See accompanying notes to the financial statements.

Ultimate Rack, Inc.

Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	July 31, 2014	July 31, 2013
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(19,469)	$(16,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	-	(3,450)
Accrued expenses	(4,750)	7,402
Payroll liabilities	-	-

Net Cash Used in Operating Activities	(24,219)	(12,903)

Cash Flows from Financing Activities
Advances from stockholder	7,257	-
Capital contribution	15,100	-

Net Cash Provided by Financing Activities	22,357	-

Net Change in Cash	(1,862)	(12,903)

Cash - beginning of reporting period	1,862	17,851

Cash - end of reporting period	$-	$4,948

Supplemental disclosure of cash flow information:
Interest paid	$-	$-

Income tax paid	$-	$-

 See accompanying notes to the financial statements.

Ultimate Rack, Inc.

July 31, 2014 and 2013
Notes to the Financial Statements
(Unaudited)

Note 1 – Organization and Operations

Ultimate Rack, Inc.

Ultimate Rack, Inc. (the “Company”) was incorporated on July 19, 2010 under the laws of the State of Nevada.  Ultimate Rack Inc. is a global holdings company created to acquire travel and leisure companies, marketing companies and technologies to elevate the way travel is sold around the world. Our "Blue Ocean" strategies for customer acquisition are powered by thirty plus years of online and offline experience in the worldwide travel space.

Changes in Control

Pursuant to the Common Stock Purchase plan dated March 24, 2014 by and between Shawn Arizmendi and Fabian Arizmendi (the “Sellers”) and Travopoly Travel, LLC (the “Buyers”). Shawn Arizmendi is the record holder and beneficial owner of 80,000,000 shares and Fabian Arizmendi is the record holder and beneficial owner of 40,000,000 shares. Together the sellers beneficially and of record own 120,000,000 shares of common stock, par value per share $.001 of Ultimate Rack Inc., representing approximately 77.52% of Ultimate Rack Inc.’s issued and outstanding common stock.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended July 31, 2014 or 2013.

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially dilutive common shares outstanding for the reporting period ended July 31, 2014 or 2013.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at July 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Four Hundred Million (400,000,000) shares of which Two Hundred Million (200,000,000) shares shall be Preferred Stock, par value $0.001 per share, and Two Hundred Million (200,000,000) shares shall be Common Stock, par value $0.001 per share.

On August 08, 2014, the Company filed an amendment to the Articles of Incorporations that changed the par value of all authorized classes of stocks to $0.0001 per share.

Note 5 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

During the reporting period ended July 31, 2014, the shareholders and the Company’s CEO advanced $7,257.

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain subsequent events to be disclosed as followed:

Advisory Services Agreement – Travopoly Travel, LLC

On August 21, 2014, the Company entered into an Advisory Services Agreement (The “Agreement”) with Travopoly Travel, LLC (The “Advisor”) which is the majority shareholder of the Company.

(i)	Scope of Services

Under the terms of the Agreement, the Company engaged the Advisor provide advisory services under the direction of acquisitions, technology and management fields.

(ii)	Term

The term of this Agreement shall be six (6) months, commencing on the date of agreement. This Agreement may be terminated by either the Company or the Advisor at any time prior to the end of the period upon written notice of termination. The Company is only obligated to pay the Advisor for Service performed through the date of termination.

(iii)	Compensation

The Company shall pay the Advisor quarterly for a monthly fee of $1,000 and reimburse the reasonable out of pocket business and travel expenses incurred in performing the services.

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

Overview

We were incorporated in the State of Nevada on July 19, 2010 as Ultimate Rack Inc. and are based in Plano, Texas. We are a development stage company and have not yet commenced operations. However, we are proceeding with our new business plan. Ultimate Rack Inc. is a global holdings company created to acquire travel and leisure companies, marketing companies and technologies to elevate the way travel is sold around the world. Our "Blue Ocean" strategies for customer acquisition are powered by thirty plus years of online and offline experience in the worldwide travel space.

Plan of Operations

Ultimate Rack Inc. is a global holdings company focusing on acquisitions in the travel, leisure and lifestyle industries.

Our customer acquisition strategy called “Blue Ocean” is powered by thirty plus years of experience in the worldwide travel space. Blue Ocean’s foundation is supported by an integrated network of travel agencies, marketing firms and travel technology platforms designed to elevate the way travel is sold globally.

Understanding that brand awareness is a key element, if not the cornerstone, to successfully implementing and establishing a recognized household name within the travel industry is possibly an understatement. To this point, Ultimate Rack, through their strategic advisor Travopoly Travel have a competitive edge through Travopoly’s proven experience, technology infrastructure and branding credibility.

Ultimate Rack’s business model looks to identify under-valued “brick and mortar” travel agencies to be acquired, re-branded and eventually integrated within the existing partner network. As Ultimate Rack continues to acquire, brand and integrate companies phase two of the business strategy will commence with the objective of increasing market share in the $7 trillion dollar global travel industry

The Company's CEO, Robert Oblon, currently has elected to not take a salary in the first six months of business operations. During this time, if the Company receives any revenues, such revenues will be directed at the other costs of operations of the company. Such costs are potentially defined as expenses related to the execution of the Company’s business plan as well as the costs associated with the Company maintaining its public filing requirements.

On August 21, 2014, the Company entered into a consulting and Advisory agreement with Travopoly Travel, LLC. Travopoly is the largest shareholder of the Company and our current CEO and sole director is an affiliate. Engaging Travopoly Travel is a result of management’s decision to pursue a business model that enables a greater degree of success for the Company and its shareholders due to the experience and infrastructure possessed by Travopoly.

Results of Operations

Comparison for the three months ended July 31, 2014 and 2013

We have not generated any revenue since inception. Operating expenses for the three months ended July 31, 2014 totaled $7,387 resulting in a loss of $7,387, as compared with operating expenses of $2,913 for the three month period ended July 31, 2013.

Comparison for the nine months ended July 31, 2014 and 2013

We have not generated any revenue since inception. Operating expenses for the nine months ended July 31, 2014 totaled $19,469 resulting in a loss of $19,469, as compared with operating expenses of $16,855 for the nine month period ended July 31, 2013.

Capital Resources and Liquidity

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, has a working capital deficiency, and used cash in operations of $77,358 since inception and has a net loss since inception of $84,615. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of July 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

In reference to Form 8-K filed March 28, 2014 and additionally referenced within the accompanying financial statements of the period ending April 30, 2014, Mr. Shawn Arizmendi departed from the Board of Directors on July, 21, 2014. Mr. Arizmendi’s departure was not a result of any disagreements with Officers or Members of the Board regarding the Company’s operations, policies (including accounting or financial policies), or practices.

On August 08, 2014, the Company amended its articles of incorporation whereby the par value of all authorized classes of stock were amended to $0.0001. Additionally, two series of Preferred Stock were designated within the existing authorized 200 Million Preferred Stock consisting of 70 Million Series A Preferred Stock and 20 Million Series B Stock; to date no shares of either series of Preferred Stock have been issued.

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

ULTIMATE RACK INC.

Date: September 22, 2014	By:	/s/ Robert Oblon
Robert Oblon
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive, Financial, and Accounting Officer)